Form 10-K
period 1997-12-31
CRESTAR STUDENT LOAN TRUST 1997-1
filed 1998-03-31
CIK 1052581

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -----------------------



                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission file number: 333-35825-01

                       CRESTAR STUDENT LOAN TRUST 1997-1

(Issuer in respect of the Crestar Student Loan Trust 1997-1 Student Loan
                              Asset-Backed Notes)
             (Exact name of registrant as specified in its charter)

           Delaware                                          54-1872152
------------------------------                      ----------------------
(State or other jurisdiction of                         (IRS Employer
        incorporation)                                 Identification No.)

919 East Main Street, Richmond, Virginia                       23219
----------------------------------------                     ---------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (804)  343-9400

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X__ No ___

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

           Not Applicable.

           State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of the filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

           Not Applicable.

           The index exhibit is on page 11.

                                Introductory Note

           The Registrant, Crestar Student Loan Trust 1997-1, was formed pursuant to that certain Trust Agreement dated as of December 1, 1997 by and between Crestar Bank, as Depositor, Star Bank,N.A. as Eligible Lender Trustee, and Delaware Trust Capital Management as Delaware Trustee. The Registrant is the issuer of the Crestar Student Loan Trust 1997-1 Asset-Backed Notes (the "Notes"), issued under an Indenture dated as of December 1, 1997 by and between the Registrant and Bankers Trust Company as Indenture Trustee.

           This Form 10-K has been prepared with modified disclosure in accordance with past exemptions from the reporting requirements granted by the Securities and Exchange Commission under the Securities Exchange Act of 1934 for issuers substantially similar to the Registrant. Items designated herein as "Not Applicable" have been specifically omitted in reliance on such prior exemptions.

                                     Part I

Item 1.             Business.

                    Not Applicable.

Item 2.             Properties.

                    Not Applicable.

Item 3.             Legal Proceedings.

                    The Registrant knows of no material pending legal proceedings involving the Registrant, the Indenture Trustee, the Eligible Lender Trustee, Delaware Trustee, or the Master Servicer with respect to the Notes or the Registrant's property.

Item 4.             Submission of Matters to a Vote of Security Holders.

                    None

                                     Part II

Item 5.             Market for Registrant's Common Equity and Related
                    Stockholder Matters

                    (a) Subsection references herein refer to Section 201 of
                        Regulation S-K.

                            (a) No established public trading market for the
                                Notes exists.

                            (b) As of December 31, 1997 the number of holders of
                                the publicly offered Notes was 9.

                            (c)  Not Applicable.

                    (b)

                    1) December 9, 1997 is the effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed. The Commission file number is 333-35825.

                    2) The offering date was December 17, 1997.

                    3) The offering did not terminate before the securities were sold.
                    4)
                       i)  The offering has terminated with all securities sold.

                      ii) The managing underwriters were Salomon Brothers Inc., Crestar Securities Corporation, and Morgan Stanley & Co., Incorporated

                     iii) $222,900,000 of Asset-Backed Notes comprised of the following classes: $130,000,000 Senior LIBOR Rate Class A-1 Notes; $84,000,000 Senior LIBOR Rate Class A-2 Notes, and $8,900,000 Subordinate LIBOR Rate Class B Notes

                      iv) Amounts registered and amounts sold are the full amount indicated in iii) above. The offering price of the amount registered and the amount sold was 100%.

                       v) The aggregate amount of expenses was $1,337,400 (including $668,340 of underwriter's discount). These payments were direct or indirect payments to parties other than directors, officers, general partners of the issuer or their associates; to persons owning ten
                           (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

                      vi)  The net offering proceeds were $221,562,600.

                     vii) The net proceeds were used to make the initial Reserve Account deposit, deposits into certain other Trust Accounts, and for general corporate purposes. These payments were not made to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

                    viii) The use of proceeds does not differ from that specified in prospectus.

Item 6.             Selected Financial Data.

                    Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Not Applicable.

Item 7A.            Quantitative and Qualitative Discussions about Market Risks.

                    Not Applicable.

Item 8.             Financial Statements and Supplementary Data.

                    Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                    None.

                                    Part III

Item 10.            Directors and Executive Officers of the Registrant.

                    Not Applicable.

Item 11.            Executive Compensation.

                    Not Applicable.

Item 12.            Security Ownership of Certain Beneficial Owners and
                    Management

                    (a) As of December 31, 1997 the Notes were registered in the name of CEDE & Co., as nominee of the Depository Trust Company (DTC). The books of DTC indicate that the six (6) DTC participant institutions listed below are record owner of at least five percent (5%) of the Notes issued by the Registrant. Only such participants, however, know the identity of the beneficial owner of the Notes. Pursuant to subparagraph (a) of Item 403 of regulation S-K, required information as holders of record of five percent or more of Notes as of December 31, 1997 is as follows:

                    Bankers Trust Company - $56,500,000 principal value (25.3% of Notes)
                    c/o BT Services Tennessee Inc.
                    648 Grassmere Park Drive
                    Nashville, TN 37211

                    BNY/ITC - $18,000,000 - (8.1% of Notes)
                    c/o N.A. Schapiro & Co. Inc
                    One Chase Manhattan Plaza, 58th Floor
                    New York, NY 10005

                    Chase/Chemical - $63,000,000 (28.2% of Notes)
                    4 New York Plaza
                    Proxy Department, 13th Floor
                    New York, New York 10004

                    Boston Safe Deposit and Trust Company - $12,000,000 (5.4% of Notes)
                    c/o Mellon Bank, N.A
                    Three Mellon Center, Room 153-3015
                    Pittsburgh, PA 15259

                    Citibank - $16,500,000 (7.4% of Notes)
                    P.O. Box 30576
                    Tampa, FL 33630-3576

                    Deutsche Morgan Grenfell Inc. - $42,000,000 (18.8% of Notes) c/o ADP Proxy Services
                    51 Mercedes Way
                    Edgewood, NJ  11717

                    (b)   Not Applicable.

                    (c)   Not Applicable.

Item 13.            Certain Relationships and Related Transactions.

                    None or Not Applicable.

                                     Part IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form
                    8-K.

                    (a) The following documents are filed as part of the report

                         (1)  Financial Statements.

                                Not Applicable.

                         (2)   Financial Statement Schedules

                                Not Applicable.

                    (b) The registrant filed the following current reports on
                        Form 8-K for the fourth quarter of 1997:

                    Registrant filed one 8-K dated January 27, 1998, reporting under Item 5 thereof, the regular monthly distribution to the holders of the Notes and the Noteholders' Statement.

                    (c)   Exhibits.

                    99.1 - Crestar Student Loan Trust 1997-1 Fiscal Year-End Series Report

                    Independent Public Accountant's report for the period ended December 31, 1997 - Not Applicable.

                    Annual Compliance Statement for the period ended December 31, 1997 - Not Applicable.

                    (d)   Additional financial statements

                         (4) Separate Financial Statements of subsidiaries not
                             consolidated and fifty-percent-or-less persons.

                                None.

                         (2) Affiliates whose securities are pledged collateral.

                                None.

                         (3) Schedules.

                                 None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of Crestar Student Loan Trust 1997-1 by the undersigned, thereunto duly authorized.

                                        CRESTAR STUDENT LOAN TRUST 1997-1

                                        By:    CRESTAR BANK, as Administrator
                                        and Master Servicer and on behalf of
                                        Crestar Student Loan Trust 1997-1

                                        By:     /s/ Mark Smith
                                               -------------------------------
                                               Mark Smith
                                               Senior Vice President

Date:  December 31, 1997

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

                    (a) (1) No annual report is provided to the Noteholders
                        other than with respect to aggregate principal and interest payments.

                    (a) (2) No proxy statement, form of proxy or other proxy
                        soliciting material has been sent to any Noteholder with respect to any annual or other meeting of Noteholders.

                                INDEX TO EXHIBITS

Exhibit
Number       Exhibits
-------      --------


99.1         Crestar Student Loan Trust 1997-1 Fiscal Year End Annual Report